Form 10-Q
period 2015-11-30
PENNY AUCTION SOLUTIONS INC
filed 2016-01-19
CIK 1502974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended November 30, 2015.

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ______to _________.

Commission file number: 000-55004

Penny Auction Solutions, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-3332009
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

330 A Street, Suite 156, San Diego, CA	92101
(Address of principal executive offices)	(Zip Code)

(866) 275-5260

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock on January 18, 2016 was 25,127,106.

PENNY AUCTION SOLUTIONS, INC.

FORM 10-Q

Quarterly Period Ended November 30, 2015

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Quarterly Report on Form 10-Q regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions identify forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in our Annual Report on Form 10-12/A filed with the Securities and Exchange Commission (“SEC”) on October 29, 2015. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent annual, periodic and current reports and other documents filed or furnished with the SEC.

Unless the context requires otherwise, references to “we,” “us,” “our,” and the “Company” refer specifically to Penny Auction Solutions, Inc.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

PENNY AUCTION SOLUTIONS, INC. & SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2015	2015
ASSETS

Current assets:
Cash	$86,147	$63,268
Prepaid expenses	1,431	7,089
Security deposits	3,928	2,350
Total current assets	91,506	72,707

Property and equipment, net	840	889

Total assets	$92,346	$73,596

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable, related party	$3,500	$3,500
Accounts payable	119,119	124,569
Deferred revenues	121,166	121,166
Accrued expenses, related parties	14,989	13,364
Accrued expenses	39,815	39,341
Due to officer, related parties	35,356	35,356
Current maturities of notes payable	219,693	219,693
Total current liabilities	553,638	556,989

Notes payable, less current maturities	100,000	100,000

Total liabilities	653,638	656,989

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at November 30, 2015 and August 31, 2015, respectively	-	-
Common stock, $0.001 par value, 495,000,000 shares authorized, 24,907,106 and 23,687,106 shares issued and outstanding at November 30, 2015 and August 31, 2015, respectively	24,907	23,687
Additional paid-in capital	1,465,072	1,343,735
Subscriptions payable, consisting of 55,000 and 60,000 shares at November 30, 2015 and August 31, 2015, respectively	5,500	6,000
Accumulated deficit	(2,056,771)	(1,956,815)
Total stockholders' equity (deficit)	(561,292)	(583,393)

Total liabilities and stockholders' equity (deficit)	$92,346	$73,596

See Accompanying Notes to Financial Statements.

PENNY AUCTION SOLUTIONS, INC. & SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months
	Ended November 30,
	2015	2014

Revenue	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses:
General and administrative	37,703	1,252
Professional fees	56,574	230,833
Depreciation	49	-
Total operating expenses	94,326	232,085

Net operating loss	(94,326)	(232,085)

Other income (expenses):
Interest expense	(5,630)	(4,280)
Total other income (expenses)	(5,630)	(4,280)

Net loss	$(99,956)	$(236,365)

Weighted average number of common shares outstanding - basic and fully diluted	24,587,051	100,829,284

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

See Accompanying Notes to Financial Statements.

PENNY AUCTION SOLUTIONS, INC. & SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months
	Ended November 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(99,956)	$(236,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	49	-
Imputed interest on non-interest bearing related party debts	557	557
Shares issued for services, related parties	21,500	-
Shares issued for services	-	233,534
Decrease (increase) in assets:
Prepaid expenses	5,658	(316)
Security deposits	(1,578)	-
Increase (decrease) in liabilities:
Accounts payable	(5,450)	(2,600)
Accrued expenses, related parties	1,625	794
Accrued expenses	474	2,930
Net cash used in operating activities	(77,121)	(1,466)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	100,000	30,000
Net cash provided by financing activities	100,000	30,000

NET CHANGE IN CASH	22,879	28,534
CASH AT BEGINNING OF YEAR	63,268	1,602
CASH AT END OF YEAR	$86,147	$30,136

SUPPLEMENTAL INFORMATION:
Interest paid	$4,600	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Accounts payable converted to promissory notes	$-	$50,000
Common stock issued in settlement of accrued interest	$-	$18,466

See Accompanying Notes to Financial Statements.

Penny Auction Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

Penny Auction Solutions, Inc. (“we,” “us,” “our,” and the “The Company”) was formed in the state of Nevada on August 25, 2010 to establish a network of international internet auction sites whereby customers purchase bidding credits (“pennies”) that enable them to bid on goods at a fraction of their market value. The Company expects to generate revenues from the online sale of the “pennies” that are consumed in the bidding process regardless of whether the bid has resulted in a successful purchase, as well as the sale of “advertisements” or “banner ads” on its internet site directed toward internet users, bargain shoppers and gaming aficionados.

Basis of Presentation

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to not make the information presented misleading.

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the audited financial statements for the year ended August 31, 2015, which are included in the Company’s Form 10-12/A as filed with the SEC on October 29, 2015. The Company follows the same accounting policies in the preparation of interim reports.

The Company has adopted a fiscal year end of August 31.

Principles of Consolidation

The consolidated financial statements herein contain the operations of the wholly-owned subsidiary of Bidwinfun.com, Inc. (“Bidwinfun.com”). All significant inter-company transactions have been eliminated in the preparation of these financial statements. The parent company, Penny Auction Solutions, Inc. and its subsidiary, Bidwinfun.com will be collectively referred to herein as the “Company”, or “Penny Auction Solutions”.

The accompanying consolidated financial statements include the accounts of Bidwinfun.com, Inc., a wholly-owned subsidiary under common control and ownership:

	State of		Abbreviated
Name of Entity	Incorporation	Relationship	Reference
Bidwinfun.com, Inc.	New York	Subsidiary(1)	Bidwinfun.com

(1)Wholly-owned subsidiary.

(2)On December 30, 2015, the Company amended the Articles of Incorporation of the wholly-owned subsidiary to change the subsidiary’s corporate name from Nail Bidder, Inc. to Bidwinfun.com, Inc.

Bidwinfun.com, Inc. was acquired on March 28, 2012 as part of a Securities Purchase Agreement (“SPA”). Pursuant to the SPA, we purchased all of Bidwinfun.com’s assets and assumed all of its liabilities, including all of its cash, intellectual property, its business trade name, website (nailbidder.com), goodwill, trade payables and loans due to officer in consideration for 340,000 shares of our common stock, with a fair value of $17,000, which was delivered at the closing. Bidwinfun.com operated a penny auction website similar to the planned operations of Penny Auction Solutions. The website auctions temporarily terminated shortly after the acquisition and have not yet recommenced due to a lack of operating funds.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. The Company follows the same accounting policies in the preparation of interim reports.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Penny Auction Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Segment Reporting

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280-10-50, the Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Fair Value of Financial Instruments

Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts payable and accrued interest reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments. The Company also had debt instruments that required fair value measurement on a recurring basis.

Revenue Recognition

The Company generates revenue from the online sale of “pennies” that are consumed in the bidding process regardless of whether the bid has resulted in a successful purchase, as well as, the sale of “advertisements” or “banner ads” on its internet site directed toward internet users, bargain shoppers and gaming aficionados, and the sale of goods sold at auction. The Company recognizes revenue using four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured, which is typically after receipt of payment and delivery, net of any credit card charge-backs and refunds. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund, and for unused bid pennies, until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Revenues on membership fees are also deferred and recognized ratably over the membership period.

Deferred revenues from the online sale of unused “pennies” were $121,166 and $121,166 at November 30, 2015 and August 31, 2015, respectively.

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred.

Website Development Costs

The Company accounts for website development costs in accordance with ASC 350-50, “Accounting for Website Development Costs” (“ASC 350-50”), wherein website development costs are segregated into three activities:

1)	Initial stage (planning), whereby the related costs are expensed.
2)	Development (web application, infrastructure, graphics), whereby the related costs are capitalized and amortized once the website is ready for use. Costs for development content of the website may be expensed or capitalized depending on the circumstances of the expenditures.
3)	Post-implementation (after site is up and running: security, training, admin), whereby the related costs are expensed as incurred. Upgrades are usually expensed, unless they add additional functionality.

The Company has not capitalized any website development costs related to its penny auction platform during the three months ended November 30, 2015 and the year ended August 31, 2015, respectively, related to its online penny auction platform.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Impairment of Goodwill

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit's carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies' data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company's evaluation of goodwill completed during the year end August 31, 2015 did not result in any impairment losses.

Penny Auction Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, there were no outstanding potential common stock equivalents and therefore basic and diluted earnings per share result in the same figure.

Stock-Based Compensation

Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company recognized $21,500 and $233,534 for services and compensation for the three months ended November 30, 2015 and 2014, respectively.

Recent Accounting Pronouncements

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) (“ASU 2015-16”). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company’s consolidated financial statements.

In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period.

No other new accounting pronouncements, issued or effective during the three months ended November 30, 2015, have had or are expected to have a significant impact on the Company’s financial statements.

Note 2 – Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred continuous losses from operations, had an accumulated deficit of $2,056,771, the Company’s current liabilities exceeded its current assets by $462,132 and had cash on hand of $86,147 as of November 30, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations through debt or equity investments, including loans from officers and directors. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Penny Auction Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Fair Value of Financial Instruments

Under FASB ASC 820-10-5, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

The Company has cash and debts that must be measured under the new fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of November 30, 2015 and August 31, 2015:

	Fair Value Measurements at November 30, 2015
	Level 1	Level 2	Level 3
Assets
Cash	$86,147	$-	$-
Total assets	86,147	-	-
Liabilities
Due to officer, related party	-	35,356	-
Notes payable	-	319,693	-
Total Liabilities	-	355,049	-
	$86,147	$(355,049)	$-

	Fair Value Measurements at August 31, 2015
	Level 1	Level 2	Level 3
Assets
Cash	$63,268	$-	$-
Total assets	63,268	-	-
Liabilities
Due to officer, related party	-	35,356	-
Notes payable	-	319,693	-
Total Liabilities	-	355,049	-
	$63,268	$(355,049)	$-

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended November 30, 2015 and the year ended August 31, 2015.

Level 2 liabilities consist of demand notes and promissory notes. No fair value adjustment was necessary for the three months ended November 30, 2015 and the year ended August 31, 2015.

Penny Auction Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Related Party

Employment Agreement, CEO

On January 1, 2015, the Company entered into an employment agreement with the Company’s CEO, Michael Holt, which consists of an annual salary of $78,500 payable in monthly increments, and carrying no specific term. During the three months ended November 30, 2015, the Company recognized $19,625 of compensation expense, and $14,989 remained unpaid as of November 30, 2015.

Consulting Agreement, CFO

On February 20, 2015, the Company entered into a consulting agreement with the Company’s newly appointed CFO, Bob van Leyen over a two year term, which is based on the amount of funding the Company receives beginning with the commencement of the agreement. Prior to the Company’s receipt of cumulative funding of $150,000, Mr. van Leyen shall receive compensation at the rate of $300 per hour (“Stage 1”) and subsequent to the cumulative receipt of $150,000 of financing, Mr. van Leyen shall be compensated at the rate of $250 per hour (“Stage 2”), payable in monthly increments. During Stage 1, the entire hourly rate may be paid in stock in lieu of cash at a rate of $0.10 per share with no cap on the amount of compensation. During Stage 2, Mr. van Leyen will be compensated equally in cash and stock in lieu of cash at a rate of $0.10 per share, initially, or $125 per hour in cash and $125 per hour in stock, with a maximum cash compensation of $5,000 per month. The Company, at its sole discretion, may change the conversion rate from time to time; however this cannot be done retroactively. On May 11, 2015 the minimum funding level of $150,000 had been achieved and Mr. van Leyen became entitled to the mixed cash/stock rate of $250 per hour as described above. The Company recognized $32,000 of compensation expense, consisting of $10,500 of cash compensation and $21,500 of stock-based compensation, including a subscriptions payable for 55,000 shares valued at $5,500. A total of $3,500 of the cash compensation remained unpaid as of November 30, 2015.

Debts

As disclosed in Note 6, the Company received loans at various dates from August 25, 2010 (inception) through the period presented herein, consisting of net outstanding balances of $35,356 and $35,356 at November 30, 2015 and August 31, 2015, respectively, to establish a Company bank account and cover expenses paid to form the Corporation and retain professionals to audit and file our reports with the SEC. The loans were provided by, “The Auction Coach.Com, LLC”, a single member LLC owned by our former CEO, Corey Park. The Company has issued an unsecured promissory note to The Auction Coach.Com, LLC, bearing interest at 8% and due on demand.

Common Stock Issuances

On November 30, 2015, the Company granted 55,000 shares of common stock to Bob van Leyen, the Company’s CFO, as compensation in lieu of cash for services provided. The fair value of the common stock in total was $5,500 based on recent sales of common stock to independent third parties at $0.10 per share. The shares were subsequently issued on January 5, 2016, as such they were presented as a subscriptions payable as of November 30, 2015.

On November 18, 2015, the Company issued 125,000 shares of common stock to Bob van Leyen, the Company’s CFO, as compensation in lieu of cash for services provided on October 31, 2015 and previous. The fair value of the common stock in total was $12,500 based on recent sales of common stock to independent third parties at $0.10 per share.

On October 14, 2015, the Company issued 35,000 shares of common stock to Bob van Leyen, the Company’s CFO, as compensation in lieu of cash for services provided on September 30, 2015. The fair value of the common stock in total was $3,500 based on recent sales of common stock to independent third parties at $0.10 per share.

On September 7, 2015, the Company issued 60,000 shares of common stock previously granted to Bob van Leyen, the Company’s CFO, as compensation in lieu of cash for services provided on August 31, 2015. The fair value of the common stock in total was $6,000 based on recent sales of common stock to independent third parties at $0.10 per share and was presented as a subscriptions payable at August 31, 2015.

Penny Auction Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Deferred Revenues

Deferred revenues consist of the following at November 30, 2015 and August 31, 2015, respectively:

	November 30,	August 31,
	2015	2015

Bid “pennies” previously sold to customers still retained in customer accounts	$121,166	$121,166

The Company generates revenue from the online sale of “pennies” that are consumed in the bidding process regardless of whether the bid has resulted in a successful purchase. Deferred revenues consist of purchased “pennies” that have not yet been consumed during the bidding process. They are still held in the customer accounts.

Note 6 – Due to Officer

Due to officer consists of the following at November 30, 2015 and August 31, 2015, respectively:

	November 30,	August 31,
	2015	2015

8% unsecured demand notes from a related party, “The Auction Coach.Com, LLC”, a single member LLC owned by our former CEO and major shareholder, Corey Park.	$35,356	$35,356

The Company recognized interest expense of $707 and $707 during the three months ended November 30, 2015 and 2014, respectively.

Penny Auction Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Notes Payable

Notes Payable consists of the following at November 30, 2015 and August 31, 2015, respectively:

	November 30,	August 31,
	2015	2015

Unsecured, non-interest bearing note payable, matures on December 31, 2017 issued to memorialize the unpaid cash component of our commitment fee with Kodiak Capital as more fully described in the note below. On March 1, 2015, the original debt of $500,000 was modified to $100,000, along with the extended maturity date of December 31, 2017, resulting in a gain on debt extinguishment of $400,000 during the year ended August 31, 2015.	$100,000	$100,000

Unsecured note payable bearing interest at 8%, due on demand, originated on February 23, 2012	3,700	3,700

Unsecured note payable bearing interest at 8%, due on demand, originated on August 30, 2012	500	500

Unsecured note payable bearing interest at 8%, due on demand, originated on September 17, 2012	5,000	5,000

Unsecured note payable bearing interest at 8%, due on demand, originated on October 25, 2012	5,000	5,000

Unsecured note payable bearing interest at 8%, due on demand, originated on December 20, 2012	2,500	2,500

Unsecured note payable bearing interest at 8%, due on demand, originated on February 1, 2013	9,000	9,000

Unsecured note payable non-interest bearing, due on demand	14,869	14,869

Unsecured note payable bearing interest at 8%, due on demand, originated on March 22, 2013	20,000	20,000

Unsecured note payable bearing interest at 8%, due on demand, originated on August 29, 2013	-	-

Unsecured note payable bearing interest at 8%, due on demand, originated on November 1, 2014 in satisfaction of $50,000 of outstanding accounts payable.	50,000	50,000

Unsecured note payable bearing interest at 8%, due on demand, originated on November 7, 2014 in exchange and consolidation of the two previous loans originating on December 30, 2010 and August 29, 2013	55,000	55,000

Unsecured note payable bearing interest at 10%, due on January 23, 2016, as amended, originated on January 23, 2015 in satisfaction of $54,124 of outstanding accounts payable to our securities attorney, Indeglia & Carney, LLP	54,124	54,124

Total notes payable	319,693	319,693
Less: current portion	219,693	219,693
Notes payable, less current portion	$100,000	$100,000

The Company recognized interest expense of $4,923 and $3,573 during the three months ended November 30, 2015 and 2014, respectively. The Company repaid $4,600 of interest during the three months ended November 30, 2015.

Penny Auction Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Put Rights Financing and Equity Line of Credit

Pursuant to an equity purchase agreement with Kodiak Capital dated March 1, 2015, which replaced the original purchase agreement dated September 1, 2010 (as subsequently amended on December 28, 2010 and March 14, 2012), we have the right to “put” to Kodiak Capital up to $5,000,000 in price of shares of our common stock (i.e., we can compel Kodiak Capital to purchase our common stock at a pre-determined formula). This arrangement may commonly be referred to as an equity line of credit.

In conjunction with our original investment agreements with Kodiak Capital, we issued 1,960,000 commitment shares of common stock on August 30, 2010 and 2,940,000 shares of our common stock pursuant to the addendum on December 28, 2010 to Kodiak Capital and its designee, split equally, as a commitment fee. The fair value of the common stock was $98,000 and $147,000 based on recent sales of common stock to independent third parties at $0.05 per share for the issuances at August 30, 2010 and December 28, 2010, respectively. The shares are restricted stock as defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). On July 21, 2015, a total of 1,978,944 of these shares were voluntarily cancelled by Kodiak and returned to treasury. We also issued a $500,000 promissory note, which was modified on March 1, 2015, down to $100,000 with a revised maturity date of December 31, 2017 to memorialize the unpaid cash component of our commitment fee.

The purchase agreement provides, in part, that following notice to Kodiak Capital, we may put to Kodiak Capital up to $5,000,000 in shares of our common stock for a purchase price equal to 85% percent of the lowest closing bid price of the common stock during the five consecutive trading days immediately following the date of our notice to Kodiak Capital of an election to put shares pursuant to the investment agreement. The aggregate dollar value that we will be permitted to put will be either: (a) $1,000,000 or (b) 200% of the average daily volume in the U.S. market of our common stock for the three trading days prior to the notice of our put, multiplied by the average of the three daily closing bid prices immediately preceding the date of the put notice. Kodiak Capital has indicated that it will resell those shares in the open market, resell our shares to other investors through negotiated transactions, or hold our shares in its portfolio.

Kodiak Capital will only purchase shares when we meet the following conditions:

•	a registration statement under the Securities Act has been declared effective and remains effective for the resale of the common stock subject to the purchase agreement;

•	our common stock has not been suspended from trading for a period of five consecutive trading days and we have not been notified of any pending or threatened proceeding or other action to delist or suspend our common stock;

•	we have complied with our obligations under the purchase agreement and the attendant registration rights agreement;

•	no injunction has been issued and remains in force, and no action has been commenced by a governmental authority which has not been stayed or abandoned, prohibiting the purchase or the issuance of our common stock; and
•	we have not filed a petition in bankruptcy, either voluntarily or involuntarily, and there shall not have been commenced any proceedings under any bankruptcy or insolvency laws.

The purchase agreement will terminate when any of the following events occur:

•	Kodiak has purchased an aggregate of $5,000,000 of our common stock or thirty-six months after the effective date;
•	we file or otherwise enter an order for relief in bankruptcy; or

•	our common stock ceases to be registered under the Securities Act.

As we draw down on the equity line of credit, shares of our common stock may be sold into the market by Kodiak Capital. The sale of these additional shares could cause our stock price to decline. In turn, if the price of our common stock declines and we issue more puts, more shares may go into the market, which could cause a further drop in the price of our common stock.

Note 9 – Stockholders’ Equity (Deficit)

The Company has authorized 495,000,000 shares of $0.001 par value common stock, of which 24,907,106 shares were issued and outstanding as of November 30, 2015. Additionally, the Company has 5,000,000 authorized shares of $0.001 par value preferred stock.

Common Stock

On November 18, 2015, the Company issued 125,000 shares of common stock to Bob van Leyen, the Company’s CFO, as compensation in lieu of cash for services provided on October 31, 2015 and previous. The fair value of the common stock in total was $12,500 based on recent sales of common stock to independent third parties at $0.10 per share.

Penny Auction Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On October 27, 2015, the Company sold 250,000 shares of common stock to an accredited investor, in exchange for proceeds of $25,000 based on a sales price of $0.10 per share.

On October 14, 2015, the Company issued 35,000 shares of common stock to Bob van Leyen, the Company’s CFO, as compensation in lieu of cash for services provided on September 30, 2015. The fair value of the common stock in total was $3,500 based on recent sales of common stock to independent third parties at $0.10 per share.

On September 25, 2015, the Company sold 250,000 shares of common stock to an accredited investor, in exchange for proceeds of $25,000 based on a sales price of $0.10 per share.

On September 7, 2015, the Company issued 60,000 shares of common stock previously granted to Bob van Leyen, the Company’s CFO, as compensation in lieu of cash for services provided on August 31, 2015. The fair value of the common stock in total was $6,000 based on recent sales of common stock to independent third parties at $0.10 per share and was presented as a subscriptions payable at August 31, 2015.

On September 2, 2015, the Company sold 500,000 shares of common stock to an accredited investor, in exchange for proceeds of $50,000 based on a sales price of $0.10 per share.

Subscriptions Payable

On November 30, 2015, the Company granted 55,000 shares of common stock to Bob van Leyen, the Company’s CFO, as compensation in lieu of cash for services provided. The fair value of the common stock in total was $5,500 based on recent sales of common stock to independent third parties at $0.10 per share. The shares were subsequently issued on January 5, 2016, as such they were presented as a subscriptions payable as of November 30, 2015.

Note 10 – Subsequent Events

Common Stock

On January 6, 2016, the Company issued 55,000 shares of common stock previously granted to Bob van Leyen, the Company’s CFO, as compensation in lieu of cash for services provided on November 30, 2015. The fair value of the common stock in total was $5,500 based on recent sales of common stock to independent third parties at $0.10 per share and was presented as a subscriptions payable at November 30, 2015.

On January 6, 2016, the Company issued 65,000 shares of common stock to Bob van Leyen, the Company’s CFO, as compensation in lieu of cash for services provided on December 31, 2015. The fair value of the common stock in total was $6,500 based on recent sales of common stock to independent third parties at $0.10 per share.

On January 6, 2016, the Company issued 100,000 shares of common stock to a service provider, as compensation in lieu of cash for services provided. The fair value of the common stock in total was $10,000 based on recent sales of common stock to independent third parties at $0.10 per share.

Subsidiary Name Change

On December 30, 2015, the Company amended the Articles of Incorporation of its wholly-owned subsidiary to change the subsidiary’s corporate name from Nail Bidder, Inc. to Bidwinfun.com, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Outlook

We are a development stage online pay-to-bid penny auction company. We were formed as a Nevada corporation on August 25, 2010. We consummated the purchase of our first penny auction website, Bidwinfun.com, Inc., formerly Nail Bidder, Inc., (www.nailbidder.com) in March 2012.

Our primary near-term objectives from an operational standpoint are as follows:

Our highest near-term priority is to reestablish our Nailbidder auction site (www.nailbidder.com). We acquired this auction site in 2012 and only a few additional tasks need to be completed by us in order for it to become operational and generate revenues. These tasks include, amongst others, retesting the system, reestablishing relationships with the site’s past customers and developing a marketing plan. The estimated timeframe needed to reestablish the Nailbidder site and ramp up operations is approximately three months after we receive appropriate funding. We anticipate that the total amount needed for this phase is $55,000, which we have not raised as of the date of this registration statement. Another important milestone to reach with respect to Nailbidder is to enable international auctions. We believe it will take approximately six months after we obtain additional funding (estimated at $95,000 beyond the $55,000 referenced above) to establish this functionality. Based on the foregoing, we anticipate that for Bidwinfun.com to achieve full functionality usable on a worldwide basis and allowing appropriate scaling, we will require approximately $150,000 in funding and need to hire additional employees and engage various IT contractors.

In order to continue growing beyond the Bidwinfun.com site, we have plans to develop a new Penny Auction (PA) platform (“PA Enterprise Model”). This enterprise model will be a top priority for us once the Nailbidder site has been successfully reestablished. The development time for this system is expected to take approximately 18 months after development is commenced and will require approximately $400,000 in funding. The PA Enterprise Model would encompass all of the necessary components to enable us to deploy a new website (for a new county) every 90 to 120 days. The model would also encompass better website design for customer interface and the development of a total back office support system that would be almost completely automated. The back office system would manifest in savings and efficiencies for our operations and provide for faster and more accurate training of our personnel. The PA Enterprise Model will be a template for implementing each new branded site in the future. This approach would allow us to leave Nailbidder intact and functioning throughout the development phase of the PA Enterprise Model and keep a steady and increasing stream of revenue from its operations.

Another high priority activity will be the development of a PA Mobile Platform. The development time for a mobile platform is expected to take approximately 18 months after development is commenced and will require approximately $350,000 in funding. The primary activities associated with this strategy include hiring a mobile computing development company, developing penny auction mobile products and services, and hiring a small number of internal support personnel. We expect that there will be a large and growing population of mobile application users in the coming years and our goal is to not only provide a full penny auction experience via our traditional websites, but to also serve the needs of our members through the ability to interact with mobile computing devices. These devices include but are not limited to: cell phones, tablets and internet appliances. The majority of the funding would be used in creating the mobile platforms for a host of devices to allow users to interact with their mobile device and still experience almost the same functionality of a traditional website. The other major expenditure would be deployment of the platforms and the marketing of the new applications.

Management believes that by using the proper marketing strategies, it is possible to attract customers to penny auction websites at a rapid rate. We are in the process of engaging one or more public relation firms to assist us with developing long-term marketing strategies based on our online business model. We have also built relationships with several individuals who have experience in our industry. We plan to hire some of these individuals as consultants in order to gain insight from their experiences.

We are focused on developing successful marketing campaigns to attract and retain customers, including several “membership based” reward systems which management believes will assist with long-term, sustained growth and profitability.

Management believes that we have a focused strategy, an experienced management team, and a successful business concept. Additional investment capital is required in order to implement our business model and grow the business to an international level.

Results of Operations for the Three Months Ended November 30, 2015 and 2014:

	For the
	Three Months Ended
	November 30,		Increase /
	2015	2014	(Decrease)

Revenues	$-	$-	$-
Cost of goods sold	-	-	-
Gross profit	-	-	-

General and administrative	37,703	1,252	36,451
Professional fees	56,574	230,833	(174,259)
Depreciation	49	-	49

Total operating expenses	94,326	232,085	(137,759)

Net operating loss	(94,326)	(232,085)	(137,759)

Total other income (expense)	(5,630)	(4,280)	1,350

Net loss	$(99,956)	$(236,365)	$(136,409)

Revenue and Cost of Goods Sold:

We had no revenues and no cost of goods sold during the three months ended November 30, 2015 and 2014, as we did not have any penny auction websites operating during these periods.

Operating Expenses:

Operating expenses for the three months ended November 30, 2015 decreased to $94,326 from $232,085 for the three months ended November 30, 2014, a decrease of $137,759 or 59%. The primary reason for this decrease is the decreased stock-based compensation from $233,534 for the three months ended November 30, 2014 to $21,500 for the three months ended November 30, 2015, a net decrease of $212,034, as diminished by $30,125 of compensation expense paid, or accrued to officers over the previous fiscal three months as we ramped up efforts to implement our business plan and began to pay our officers compensation.

Other Income (Expenses):

Other income (expenses) for the three months ended November 30, 2015 increased to $5,630 from $4,280 for the comparable period in 2014, an increase of $1,350 or 32%. The increase is due to increased interest expense over the previous fiscal three months.

Net Loss:

Net loss for the three months ended November 30, 2015 decreased to $99,956 from $236,365 for the three months ended November 30, 2014, a decrease of $136,409 or 58%. The primary reason for the decreased net loss is the decreased stock-based compensation from $233,534 for the three months ended November 30, 2014 to $21,500 for the three months ended November 30, 2015, a net decrease of $212,034, as diminished by increased compensation to officers and consultants over the previous fiscal three months as we re-commenced efforts to implement our business plan.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at November 30, 2015 compared to August 31, 2015.

	November 30,	August 31,	Increase /
	2015	2015	(Decrease)

Total Assets	$92,346	$73,596	$18,750

Total Liabilities	$653,638	$656,989	$(3,351)

Accumulated Deficit	$(2,056,771)	$(1,956,815)	$99,956

Stockholders’ Equity (Deficit)	$(561,292)	$(583,393)	$(22,101)

Working Capital (Deficit)	$(462,132)	$(484,282)	$(22,150)

Our principal source of operating capital has been provided from debt financing, loans from officers, and issuance of equity securities.

Equity Financing

On October 27, 2015, the Company sold 250,000 shares of common stock to an accredited investor, in exchange for proceeds of $25,000 based on a sales price of $0.10 per share.

On September 25, 2015, the Company sold 250,000 shares of common stock to an accredited investor, in exchange for proceeds of $25,000 based on a sales price of $0.10 per share.

On September 2, 2015, the Company sold 500,000 shares of common stock to an accredited investor, in exchange for proceeds of $50,000 based on a sales price of $0.10 per share.

Off-Balance Sheet Arrangements

As of November 30, 2015, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company has had recurring net losses, an accumulated deficit, and a working capital deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Management plans to try to implement its business plan and improve operating results through cost reductions. We cannot assure that we will have sufficient capital to finance our growth and business operations or that such capital will be available on terms that are favorable to us or at all. We are currently incurring operating deficits that are expected to continue for the foreseeable future.

The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Policies

We have identified the following policies below as critical to our business and results of operations. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

Principles of Consolidation

The consolidated financial statements herein contain the operations of the Company’s wholly-owned subsidiary of Bidwinfun.com. All significant inter-company transactions have been eliminated in the preparation of these financial statements. The parent company, Penny Auction Solutions, Inc. and its subsidiary, Bidwinfun.com will be collectively referred to herein as the “Company”, or “Penny Auction Solutions”.

The accompanying consolidated financial statements include the accounts of Bidwinfun.com, Inc., a wholly-owned subsidiary under common control and ownership:

	State of		Abbreviated
Name of Entity	Incorporation	Relationship	Reference
Bidwinfun.com, Inc.	New York	Subsidiary(1)	Bidwinfun.com

(1)Wholly-owned subsidiary.

(2)On December 30, 2015, the Company amended the Articles of Incorporation of its wholly-owned subsidiary to change the subsidiary’s corporate name from Nail Bidder, Inc. to Bidwinfun.com, Inc.

Bidwinfun.com, Inc. was acquired on March 28, 2012 as part of a Securities Purchase Agreement (“SPA”). Pursuant to the SPA, we purchased all of Bidwinfun.com’s assets and assumed all of its liabilities, including all of its cash, intellectual property, its business trade name, website (nailbidder.com), goodwill, trade payables and loans due to officer in consideration for 340,000 shares of our common stock, with a fair value of $17,000, which was delivered at the closing. Bidwinfun.com operated a penny auction website similar to the planned operations of Penny Auction Solutions. The website auctions temporarily terminated shortly after the acquisition and have not yet recommenced due to a lack of operating funds.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. The Company follows the same accounting policies in the preparation of interim reports.

Revenue Recognition

The Company generates revenue from the online sale of “pennies” that are consumed in the bidding process regardless of whether the bid has resulted in a successful purchase, as well as, the sale of “advertisements’ or “banner ads” on its internet site directed toward internet users, bargain shoppers and gaming aficionados, and the sale of goods sold at auction. The Company recognizes revenue using four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured, which is typically after receipt of payment and delivery, net of any credit card charge-backs and refunds. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund, and for unused bid pennies, until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Revenues on membership fees are also deferred and recognized ratably over the membership period.

Deferred revenues from the online sale of unused “pennies” were $121,166 and $121,166 at November 30, 2015 and August 31, 2015, respectively.

Stock-Based Compensation

Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company recognized $21,500 and $233,534 for services and compensation for the three months ended November 30, 2015 and 2014, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of November 30, 2015, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we may become subject to lawsuits and other claims and proceedings that might arise from litigation matters or regulatory audits. Such matters are subject to uncertainty and outcomes are often not predictable with assurance. Our management does not presently expect that such matters will have a material adverse effect on the Company’s financial condition or results of operations. We are not currently involved in any pending or threatened material litigation or other material legal proceedings, nor have we been made aware of any penalties from regulatory audits, except as we have previously disclosed, or may in the future disclose.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following sales of equity securities by the Company occurred during the three month period ended November 30, 2015:

Common Stock Sales

On October 27, 2015, the Company sold 250,000 shares of common stock to an accredited investor, in exchange for proceeds of $25,000 based on a sales price of $0.10 per share.

On September 25, 2015, the Company sold 250,000 shares of common stock to an accredited investor, in exchange for proceeds of $25,000 based on a sales price of $0.10 per share.

On September 2, 2015, the Company sold 500,000 shares of common stock to an accredited investor, in exchange for proceeds of $50,000 based on a sales price of $0.10 per share.

The foregoing securities issued upon conversion of the Notes are restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuances of the Notes were exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchasers were accredited and sophisticated investors, familiar with our operations, and there was no solicitation.

Common Stock Issued for Services

On November 18, 2015, the Company issued 125,000 shares of common stock, restricted in accordance with Rule 144, to Bob van Leyen, the Company’s CFO, as compensation in lieu of cash for services provided on October 31, 2015 and previous. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investor was accredited and familiar with our operations and there was no solicitation in connection with the issuance.

On October 14, 2015, the Company issued 35,000 shares of common stock, restricted in accordance with Rule 144, to Bob van Leyen, the Company’s CFO, as compensation in lieu of cash for services provided on September 30, 2015. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investor was accredited and familiar with our operations and there was no solicitation in connection with the issuance.

18

On September 7, 2015, the Company issued 60,000 shares of common stock, restricted in accordance with Rule 144, previously granted to Bob van Leyen, the Company’s CFO, as compensation in lieu of cash for services provided on August 31, 2015. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investor was accredited and familiar with our operations and there was no solicitation in connection with the issuance.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On December 30, 2015, the Company amended the Articles of Incorporation of its wholly-owned subsidiary to change the subsidiary’s corporate name from Nail Bidder, Inc. to Bidwinfun.com, Inc.

Item 6. Exhibits

Exhibit No.	Description
2.1	Stock Purchase Agreement by and among Penny Auctions Solutions, Inc., Nail Bidder, Inc. and the stockholders of Nail Bidder, Inc. (incorporated by reference to Exhibit 2.1 of our registration statement on Form 10-12G filed with the Securities and Exchange Commissioner on July 11, 2013)
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our registration statement on Form S-1 filed with the Securities and Exchange Commissioner on February 3, 2011)
3.2	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.2 of our registration statement on Form S-1 filed with the Securities and Exchange Commissioner on February 3, 2011)
3.3	Bylaws (incorporated by reference to Exhibit 3.3 of our registration statement on Form S-1 filed with the Securities and Exchange Commissioner on February 3, 2011)
3.4	Certificate of Withdrawal of Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.4 of our registration statement on Form 10-12G filed with the Securities and Exchange Commissioner on July 11, 2013)
4.1	Specimen Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of our registration statement on Form S-1 filed with the Securities and Exchange Commissioner on February 3, 2011)
4.2	Equity Purchase Agreement with Kodiak Capital Group, LLC, a Delaware limited liability company, dated March 1, 2015 (incorporated by reference to Exhibit 4.2 of our registration statement on Form 10-12G filed with the Securities and Exchange Commissioner on September 4, 2015)
4.3	Registration Rights Agreement with Kodiak Capital Group, LLC, a Delaware limited liability company, dated March 1, 2015 (incorporated by reference to Exhibit 4.3 of our registration statement on Form 10-12G filed with the Securities and Exchange Commissioner on September 4, 2015)
21.1*	Subsidiaries
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith

Ω This exhibit is a management contract or a compensatory plan or arrangement

19

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNY AUCTION SOLUTIONS, INC.

Date: January 19, 2016	/s/ Michael Holt
Michael Holt, Chief Executive Officer
(Principal Executive Officer)

Date: January 19, 2016	/s/ Bob van Leyen
Bob van Leyen, Chief Financial Officer
(Principal Financial Officer)

20