Form 10-Q
period 2016-02-29
PENNY AUCTION SOLUTIONS INC
filed 2016-04-14
CIK 1502974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended February 29, 2016.

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock on April 14, 2016 was 25,117,106.

PENNY AUCTION SOLUTIONS, INC.

FORM 10-Q

Quarterly Period Ended February 29, 2016

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

PENNY AUCTION SOLUTIONS, INC. & SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 29,	August 31,
	2016	2015
	(Unaudited)
ASSETS

Current assets:
Cash	$17,567	$63,268
Prepaid expenses	1,627	7,089
Security deposits	3,928	2,350
Total current assets	23,122	72,707

Property and equipment, net	791	889

Total assets	$23,913	$73,596

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable, related party	$5,205	$3,500
Accounts payable	112,421	124,569
Deferred revenues	121,166	121,166
Accrued expenses, related parties	16,614	13,364
Accrued expenses	40,831	39,341
Due to officer, related party	35,356	35,356
Current maturities of notes payable, including $54,124 currently in default	213,793	219,693
Total current liabilities	545,386	556,989

Notes payable, less current maturities	100,000	100,000

Total liabilities	645,386	656,989

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at February 29, 2016 and August 31, 2015, respectively	-	-
Common stock, $0.001 par value, 495,000,000 shares authorized, 25,052,106 and 23,687,106 shares issued and outstanding at February 29, 2016 and August 31, 2015, respectively	25,052	23,687
Additional paid-in capital	1,514,983	1,343,735
Subscriptions payable, consisting of -0- and 60,000 shares at February 29, 2016 and August 31, 2015, respectively	-	6,000
Accumulated (deficit)	(2,161,508)	(1,956,815)
Total stockholders' equity (deficit)	(621,473)	(583,393)

Total liabilities and stockholders' equity (deficit)	$23,913	$73,596

See accompanying notes to financial statements.

PENNY AUCTION SOLUTIONS, INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative	45,290	14,968	82,993	16,220
Professional fees	54,851	56,870	110,425	287,703
Depreciation	49	-	98	-
Total operating expenses	100,190	71,838	193,516	303,923

Net operating loss	(100,190)	(71,838)	(193,516)	(303,923)

Other income (expenses):
Interest expense	(5,547)	(4,663)	(11,177)	(8,943)
Total other income (expenses)	(5,547)	(4,663)	(11,177)	(8,943)

Net loss	$(105,737)	$(76,501)	$(204,693)	$(312,866)

Weighted average number of common shares outstanding - basic and fully diluted	25,052,106	65,903,244	24,821,378	83,462,745

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

See accompanying notes to financial statements.

PENNY AUCTION SOLUTIONS, INC. & SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	February 29,	February 28,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(204,693)	$(312,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	98	-
Imputed interest on non-interest bearing related party debts	1,113	1,106
Shares issued for services, related parties	46,000	28,000
Shares issued for services	19,500	233,534
Decrease (increase) in assets:
Prepaid expenses	5,462	(447)
Security deposits	(1,578)	-
Increase (decrease) in liabilities:
Accounts payable, related party	1,705	-
Accounts payable	(12,148)	10,364
Accrued expenses, related parties	3,250	(1,337)
Accrued expenses	1,490	16,493
Net cash used in operating activities	(139,801)	(25,153)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	100,000	30,000
Repayments on due to officer, related party	-	(4,335)
Repayments on notes payable	(5,900)	-
Net cash provided by financing activities	94,100	25,665

NET CHANGE IN CASH	(45,701)	512
CASH AT BEGINNING OF YEAR	63,268	1,602
CASH AT END OF YEAR	$17,567	$2,114

SUPPLEMENTAL INFORMATION:
Interest paid	$8,575	$2,665
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Accounts payable converted to promissory notes	$-	$104,124
Common stock issued in settlement of accrued interest	$-	$18,466

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

Deferred revenues from the online sale of unused “pennies” were $121,166 and $121,166 at February 29, 2016 and August 31, 2015, respectively.

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

The Company has not capitalized any website development costs related to its penny auction platform during the six months ended February 29, 2016 and the year ended August 31, 2015, respectively, related to its online penny auction platform.

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

Penny Auction Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock-Based Compensation

Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company recognized $65,500 and $261,534 for services and compensation for the six months ended February 29, 2016 and February 28, 2015, respectively.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-16, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The provisions of the update require equity investments to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment. The update also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. It also eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities, and eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. ASU No. 2016-16 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. It also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The update requires separate presentation of financial assets and financial liabilities by category and form on the balance sheet or the accompanying notes to the financial statements. In addition, the update clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in the update are effective for fiscal years beginning after December 15, 2017, including interim periods. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

In November 2015, the FASB issued an ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). Under current GAAP, deferred income tax assets and liabilities are separated into current and noncurrent amounts in the balance sheet. ASU 2015-17 requires all deferred assets and liabilities be classified as noncurrent in the balance sheet. The standard will be effective for periods beginning after December 15, 2016, including interim periods within that reporting period. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which require an acquiring Company to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. GAAP requires that during the measurement period, the acquirer retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Those adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that if known, would have affected the measurement of the amounts initially recorded. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in the update eliminate the requirement to retrospectively account for those adjustments. This ASU is effective for public entities for fiscal years beginning after December 15, 2015, including interim periods within those years. Disclosure of the nature and reason for the change should be made in the first period, including interim periods, there is a measurement period adjustment.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest–Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. For public business entities, ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis. The Company will adopt ASU 2015-03 on its balance sheets retrospectively during the interim period ending March 31, 2016.

Penny Auction Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This guidance clarifies that an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments in this update are effective for annual reporting periods ending after December 15, 2016, and annual and interim periods thereafter, and early application is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU 2014-15 on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. ASU 2014-09 allows for either full retrospective or modified retrospective adoption. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

No other new accounting pronouncements, issued or effective during the six months ended February 29, 2016, have had or are expected to have a significant impact on the Company’s financial statements.

Note 2 – Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred continuous losses from operations, had an accumulated deficit of $2,161,508, the Company’s current liabilities exceeded its current assets by $522,264 and had cash on hand of $17,567 as of February 29, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations through debt or equity investments, including loans from officers and directors. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Penny Auction Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of February 29, 2016 and August 31, 2015:

	Fair Value Measurements at February 29, 2016
	Level 1	Level 2	Level 3
Assets
Cash	$17,567	$-	$-
Total assets	17,567	-	-
Liabilities
Due to officer, related party	-	35,356	-
Notes payable	-	313,793	-
Total Liabilities	-	349,149	-
	$17,567	$(349,149)	$-

	Fair Value Measurements at August 31, 2015
	Level 1	Level 2	Level 3
Assets
Cash	$63,268	$-	$-
Total assets	63,268	-	-
Liabilities
Due to officer, related party	-	35,356	-
Notes payable	-	319,693	-
Total Liabilities	-	355,049	-
	$63,268	$(355,049)	$-

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the six months ended February 29, 2016 and the year ended August 31, 2015.

Level 2 liabilities consist of demand notes and promissory notes. No fair value adjustment was necessary for the six months ended February 29, 2016 and the year ended August 31, 2015.

Note 4 – Related Party

Employment Agreement, CEO

On January 1, 2015, the Company entered into an employment agreement with the Company’s CEO, Michael Holt, which consists of an annual salary of $78,500 payable in monthly increments, and carrying no specific term. The Company recognized $39,250 and $13,083 of compensation expense during the six months ended February 29, 2016 and February 28, 2015, respectively. A total of $16,614 and $8,033 remained unpaid as of February 29, 2016 and February 28, 2015, respectively.

Consulting Agreement, CFO

On February 20, 2015, the Company entered into a consulting agreement with the Company’s newly appointed CFO, Bob van Leyen over a two year term, which is based on the amount of funding the Company receives beginning with the commencement of the agreement. Prior to the Company’s receipt of cumulative funding of $150,000, Mr. van Leyen shall receive compensation at the rate of $300 per hour (“Stage 1”) and subsequent to the cumulative receipt of $150,000 of financing, Mr. van Leyen shall be compensated at the rate of $250 per hour (“Stage 2”), payable in monthly increments. During Stage 1, the entire hourly rate may be paid in stock in lieu of cash at a rate of $0.10 per share with no cap on the amount of compensation. During Stage 2, Mr. van Leyen will be compensated equally in cash and stock in lieu of cash at a rate of $0.10 per share, initially, or $125 per hour in cash and $125 per hour in stock, with a maximum cash compensation of $5,000 per month. The Company, at its sole discretion, may change the conversion rate from time to time; however this cannot be done retroactively. On May 11, 2015 the minimum funding level of $150,000 had been achieved and Mr. van Leyen became entitled to the mixed cash/stock rate of $250 per hour as described above. The Company recognized $64,500 of compensation expense, consisting of $21,000 of cash compensation and $43,500 of stock-based compensation. A total of $5,205 of the cash compensation remained unpaid as of February 29, 2016.

Penny Auction Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Debts

As disclosed in Note 6, the Company received loans at various dates from August 25, 2010 (inception) through the period presented herein, consisting of net outstanding balances of $35,356 and $35,356 at February 29, 2016 and August 31, 2015, respectively, to establish a Company bank account and cover expenses paid to form the Corporation and retain professionals to audit and file our reports with the SEC. The loans were provided by, “The Auction Coach.Com, LLC”, a single member LLC owned by our former CEO, Corey Park. The Company has issued an unsecured promissory note to The Auction Coach.Com, LLC, bearing interest at 8% and due on demand.

An unsecured, non-interest bearing, note in the amount of $14,869 is owed to the former officer of our wholly-owned subsidiary. Interest expense of $1,112 and $1,106 has been imputed and recorded to Additional Paid-In Capital during the six months ended February 29, 2016 and February 28, 2015, respectively.

Common Stock Issuances

On February 24, 2016, the Company issued 77,500 shares of common stock to Bob van Leyen, the Company’s CFO, as compensation in lieu of cash for services provided during the month ended February 29, 2016. The fair value of the common stock in total was 7,750 based on recent sales of common stock to independent third parties at $0.10 per share.

On February 1, 2016, the Company issued 25,000 shares of common stock to one of the Company’s directors, as compensation in lieu of cash for services provided. The fair value of the common stock was $2,500 based on recent sales of common stock to independent third parties at $0.10 per share.

On January 31, 2016, the Company issued 77,500 shares of common stock to Bob van Leyen, the Company’s CFO, as compensation in lieu of cash for services provided during the month ended January 31, 2016. The fair value of the common stock in total was $7,750 based on recent sales of common stock to independent third parties at $0.10 per share.

On January 6, 2016, the Company issued 65,000 shares of common stock to Bob van Leyen, the Company’s CFO, as compensation in lieu of cash for services provided during the month ended December 31, 2015. The fair value of the common stock in total was $6,500 based on recent sales of common stock to independent third parties at $0.10 per share.

On January 6, 2016, the Company issued 55,000 shares of common stock previously granted to Bob van Leyen, the Company’s CFO, as compensation in lieu of cash for services provided during the month ended November 30, 2015. The fair value of the common stock in total was $5,500 based on recent sales of common stock to independent third parties at $0.10 per share.

On November 18, 2015, the Company issued 125,000 shares of common stock to Bob van Leyen, the Company’s CFO, as compensation in lieu of cash for services provided during the month ended October 31, 2015 and previous. The fair value of the common stock in total was $12,500 based on recent sales of common stock to independent third parties at $0.10 per share.

On October 14, 2015, the Company issued 35,000 shares of common stock to Bob van Leyen, the Company’s CFO, as compensation in lieu of cash for services provided during the month ended September 30, 2015. The fair value of the common stock in total was $3,500 based on recent sales of common stock to independent third parties at $0.10 per share.

On September 7, 2015, the Company issued 60,000 shares of common stock previously granted to Bob van Leyen, the Company’s CFO, as compensation in lieu of cash for services provided during the month ended August 31, 2015. The fair value of the common stock in total was $6,000 based on recent sales of common stock to independent third parties at $0.10 per share and was presented as a subscriptions payable at August 31, 2015.

Penny Auction Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Deferred Revenues

Deferred revenues consist of the following at February 29, 2016 and August 31, 2015, respectively:

	February 29,	August 31,
	2016	2015

Bid “pennies” previously sold to customers still retained in customer accounts	$121,166	$121,166

The Company generates revenue from the online sale of “pennies” that are consumed in the bidding process regardless of whether the bid has resulted in a successful purchase. Deferred revenues consist of purchased “pennies” that have not yet been consumed during the bidding process. They are still held in the customer accounts.

Note 6 – Due to Officer

Due to officer consists of the following at February 29, 2016 and August 31, 2015, respectively:

	February 29,	August 31,
	2016	2015

8% unsecured demand notes from a related party, “The Auction Coach.Com, LLC”, a single member LLC owned by our former CEO and major shareholder, Corey Park.	$35,356	$35,356

The Company recognized interest expense of $1,414 and $1,414 during the six months ended February 29, 2016 and February 28, 2015, respectively.

Penny Auction Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Notes Payable

Notes Payable consists of the following at February 29, 2016 and August 31, 2015, respectively:

	February 29,	August 31,
	2016	2015

Unsecured, non-interest bearing note payable, matures on December 31, 2017 issued to memorialize the unpaid cash component of our commitment fee with Kodiak Capital as more fully described in the note below. On March 1, 2015, the original debt of $500,000 was modified to $100,000, along with the extended maturity date of December 31, 2017, resulting in a gain on debt extinguishment of $400,000 during the year ended August 31, 2015.	$100,000	$100,000

Unsecured note payable bearing interest at 8%, due on demand, originated on February 23, 2012. The note was repaid in full on December 4, 2015.	-	3,700

Unsecured note payable bearing interest at 8%, due on demand, originated on August 30, 2012	500	500

Unsecured note payable bearing interest at 8%, due on demand, originated on September 17, 2012	5,000	5,000

Unsecured note payable bearing interest at 8%, due on demand, originated on October 25, 2012	5,000	5,000

Unsecured note payable bearing interest at 8%, due on demand, originated on December 20, 2012	2,500	2,500

Unsecured note payable bearing interest at 8%, due on demand, originated on February 1, 2013. A total of $2,200 of principal was repaid on various dates from January 30, 2016 through February 7, 2016.	6,800	9,000

Unsecured note payable non-interest bearing, due on demand	14,869	14,869

Unsecured note payable bearing interest at 8%, due on demand, originated on March 22, 2013	20,000	20,000

Unsecured note payable bearing interest at 8%, due on demand, originated on August 29, 2013	-	-

Unsecured note payable bearing interest at 8%, due on demand, originated on November 1, 2014 in satisfaction of $50,000 of outstanding accounts payable.	50,000	50,000

Unsecured note payable bearing interest at 8%, due on demand, originated on November 7, 2014 in exchange and consolidation of the two previous loans originating on December 30, 2010 and August 29, 2013	55,000	55,000

Unsecured note payable bearing interest at 10%, due on January 23, 2016, as amended and currently in default, originated on January 23, 2015 in satisfaction of $54,124 of outstanding accounts payable to our securities attorney, Indeglia & Carney, LLP	54,124	54,124

Total notes payable	313,793	319,693
Less: current portion	213,793	219,693
Notes payable, less current portion	$100,000	$100,000

The Company recognized interest expense of $9,763 and $7,529 during the six months ended February 29, 2016 and February 28, 2015, respectively. The Company repaid $8,575 of interest during the six months ended February 29, 2016. No repayments were made during the comparative period.

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

Note 9 – Changes in Stockholders’ Equity (Deficit)

The Company has authorized 495,000,000 shares of $0.001 par value common stock, of which 25,052,106 shares were issued and outstanding as of February 29, 2016. Additionally, the Company has 5,000,000 authorized shares of $0.001 par value preferred stock.

Common Stock

On February 24, 2016, the Company issued 77,500 shares of common stock to Bob van Leyen, the Company’s CFO, as compensation in lieu of cash for services provided during the month ended February 29, 2016. The fair value of the common stock in total was 7,750 based on recent sales of common stock to independent third parties at $0.10 per share.

Penny Auction Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On February 16, 2016, a shareholder voluntarily cancelled and returned 350,000 shares of common stock to treasury.

On February 1, 2016, the Company issued a total of 95,000 shares of common stock amongst eight service providers, as compensation in lieu of cash for services provided. The fair value of the common stock in total was $9,500 based on recent sales of common stock to independent third parties at $0.10 per share.

On February 1, 2016, the Company issued 25,000 shares of common stock to one of the Company’s directors, as compensation in lieu of cash for services provided. The fair value of the common stock was $2,500 based on recent sales of common stock to independent third parties at $0.10 per share.

On January 31, 2016, the Company issued 77,500 shares of common stock to Bob van Leyen, the Company’s CFO, as compensation in lieu of cash for services provided during the month ended January 31, 2016. The fair value of the common stock in total was $7,750 based on recent sales of common stock to independent third parties at $0.10 per share.

On January 6, 2016, the Company issued 100,000 shares of common stock to a service provider, as compensation in lieu of cash for services provided. The fair value of the common stock in total was $10,000 based on recent sales of common stock to independent third parties at $0.10 per share.

On January 6, 2016, the Company issued 65,000 shares of common stock to Bob van Leyen, the Company’s CFO, as compensation in lieu of cash for services provided during the month ended December 31, 2015. The fair value of the common stock in total was $6,500 based on recent sales of common stock to independent third parties at $0.10 per share.

On January 6, 2016, the Company issued 55,000 shares of common stock previously granted to Bob van Leyen, the Company’s CFO, as compensation in lieu of cash for services provided during the month ended November 30, 2015. The fair value of the common stock in total was $5,500 based on recent sales of common stock to independent third parties at $0.10 per share.

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

Note 10 – Subsequent Events

Common Stock

On March 31, 2016, the Company issued 65,000 shares of common stock previously granted to Bob van Leyen, the Company’s CFO, as compensation in lieu of cash for services provided during the month of March 31, 2016. The fair value of the common stock in total was $6,500 based on recent sales of common stock to independent third parties at $0.10 per share.

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

Results of Operations for the Three Months Ended February 29, 2016 and February 28, 2015:

	For the
	Three Months Ended
	February 29,	February 28,	Increase /
	2016	2015	(Decrease)

Revenues	$-	$-	$-
Cost of goods sold	-	-	-
Gross profit	-	-	-

General and administrative	45,290	14,968	30,322
Professional fees	54,851	56,870	(2,019)
Depreciation	49	-	49

Total operating expenses	100,190	71,838	28,352

Net operating loss	(100,190)	(71,838)	28,352

Total other income (expense)	(5,547)	(4,663)	884

Net loss	$(105,737)	$(76,501)	$29,236

Revenue and Cost of Goods Sold:

We had no revenues and no cost of goods sold during the three months ended February 29, 2016 and February 28, 2015, as we did not have any penny auction websites operating during these periods.

Operating Expenses:

Operating expenses for the three months ended February 29, 2016 increased to $100,190 from $71,838 for the three months ended February 28, 2015, an increase of $28,352 or 39%. The primary reason for this increase is the increased officer compensation from $-0- for the three months ended February 28, 2015 to $30,125 for the three months ended February 29, 2016, an increase of $30,125 of compensation expense paid, or accrued to officers over the previous fiscal three months as we ramped up efforts to implement our business plan and began to pay our officers compensation.

Other Income (Expenses):

Other income (expenses) for the three months ended February 29, 2016 increased to $5,547 from $4,663 for the comparable period in 2015, an increase of $884 or 19%. The increase is due to additional interest expense on increased borrowings over the previous fiscal three months.

Net Loss:

Net loss for the three months ended February 29, 2016 increased to $105,737 from $76,501 for the three months ended February 28, 2015, an increase of $29,236 or 38%. The primary reason for the increased net loss is the increased compensation to officers and consultants over the previous fiscal three months as we re-commenced efforts to implement our business plan.

Results of Operations for the Six Months Ended February 29, 2016 and February 28, 2015:

	For the
	Six Months Ended
	February 29,	February 28,	Increase /
	2016	2015	(Decrease)

Revenues	$-	$-	$-
Cost of goods sold	-	-	-
Gross profit	-	-	-

General and administrative	82,993	16,220	66,773
Professional fees	110,425	287,703	(177,278)
Depreciation	98	-	98

Total operating expenses	193,516	303,923	(110,407)

Net operating loss	(193,516)	(303,923)	(110,407)

Total other income (expense)	(11,177)	(8,943)	2,234

Net loss	$(204,693)	$(312,866)	$(108,173)

Revenue and Cost of Goods Sold:

We had no revenues and no cost of goods sold during the six months ended February 29, 2016 and February 28, 2015, as we did not have any penny auction websites operating during these periods.

Operating Expenses:

Operating expenses for the six months ended February 29, 2016 decreased to $193,516 from $303,923 for the six months ended February 28, 2015, a decrease of $110,407 or 36%. The primary reason for this decrease is the decreased stock-based compensation from $261,534 for the six months ended February 28, 2015 to $65,500 for the six months ended February 29, 2016, a net decrease of $196,034, as diminished by $60,250 of compensation expense paid, or accrued to officers over the previous fiscal six months as we ramped up efforts to implement our business plan and began to pay our officers compensation.

Other Income (Expenses):

Other income (expenses) for the six months ended February 29, 2016 increased to $11,177 from $8,943 for the comparable period in 2015, an increase of $2,234 or 25%. The increase is due to additional interest expense on increased borrowings over the previous fiscal six months.

Net Loss:

Net loss for the six months ended February 29, 2016 decreased to $204,693 from $312,866 for the six months ended February 28, 2015, a decrease of $108,173 or 35%. The primary reason for this decrease is the decreased stock-based compensation from $261,534 for the six months ended February 28, 2015 to $65,500 for the six months ended February 29, 2016, a net decrease of $196,034, as diminished by $60,250 of compensation expense paid, or accrued to officers over the previous fiscal six months as we ramped up efforts to implement our business plan and began to pay our officers compensation.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at February 29, 2016 compared to August 31, 2015.

	February 29,	August 31,	Increase /
	2016	2015	(Decrease)

Total Assets	$23,913	$73,596	$(49,683)

Total Liabilities	$645,386	$656,989	$(11,603)

Accumulated Deficit	$(2,161,508)	$(1,956,815)	$204,693

Stockholders’ Equity (Deficit)	$(621,473)	$(583,393)	$38,080

Working Capital (Deficit)	$(522,264)	$(484,282)	$37,982

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

Off-Balance Sheet Arrangements

As of February 29, 2016, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

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

Stock-Based Compensation

Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company recognized $65,500 and $261,534 for services and compensation for the six months ended February 29, 2016 and February 28, 2015, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of February 29, 2016, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following issuances of equity securities by the Company as payment for services in lieu of cash occurred during the three month period ended February 29, 2016:

Common Stock Issued for Services

On February 24, 2016, the Company issued 77,500 shares of common stock, restricted in accordance with Rule 144, to Bob van Leyen, the Company’s CFO, as compensation in lieu of cash for services provided during the month ended February 29, 2016. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investor was accredited and familiar with our operations and there was no solicitation in connection with the issuance.

On February 1, 2016, the Company issued a total of 95,000 shares of common stock, restricted in accordance with Rule 144, amongst eight service providers, as compensation in lieu of cash for services provided. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investor was accredited and familiar with our operations and there was no solicitation in connection with the issuance.

On February 1, 2016, the Company issued 25,000 shares of common stock, restricted in accordance with Rule 144, to one of the Company’s directors, as compensation in lieu of cash for services provided. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investor was accredited and familiar with our operations and there was no solicitation in connection with the issuance.

On January 31, 2016, the Company issued 77,500 shares of common stock, restricted in accordance with Rule 144, to Bob van Leyen, the Company’s CFO, as compensation in lieu of cash for services provided during the month ended January 31, 2016. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investor was accredited and familiar with our operations and there was no solicitation in connection with the issuance.

On January 6, 2016, the Company issued 100,000 shares of common stock, restricted in accordance with Rule 144, to a service provider, as compensation in lieu of cash for services provided. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investor was accredited and familiar with our operations and there was no solicitation in connection with the issuance.

On January 6, 2016, the Company issued 65,000 shares of common stock, restricted in accordance with Rule 144, to Bob van Leyen, the Company’s CFO, as compensation in lieu of cash for services provided during the month ended December 31, 2015. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investor was accredited and familiar with our operations and there was no solicitation in connection with the issuance.

On January 6, 2016, the Company issued 55,000 shares of common stock previously granted, restricted in accordance with Rule 144, to Bob van Leyen, the Company’s CFO, as compensation in lieu of cash for services provided during the month ended November 30, 2015. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investor was accredited and familiar with our operations and there was no solicitation in connection with the issuance.

Item 3. Defaults Upon Senior Securities

On February 26, 2016 we were presented with a notice of default on an unsecured note payable in the amount of $54,124, bearing interest at 10% that was due on January 23, 2016. The note was originally issued in satisfaction of $54,124 of outstanding accounts payable to our securities attorney, Indeglia & Carney, LLP. Commensurate with the notice of default, Indeglia & Carney, LLP also formally terminated their representation of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On December 30, 2015, the Company amended the Articles of Incorporation of its wholly-owned subsidiary to change the subsidiary’s corporate name from Nail Bidder, Inc. to Bidwinfun.com, Inc.

Item 6. Exhibits

Exhibit No.	Description
2.1	Stock Purchase Agreement by and among Penny Auctions Solutions, Inc., Nail Bidder, Inc. and the stockholders of Nail Bidder, Inc. (incorporated by reference to Exhibit 2.1 of our registration statement on Form 10-12G filed with the Securities and Exchange Commissioner on July 11, 2013)
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our registration statement on Form S-1 filed with the Securities and Exchange Commissioner on February 3, 2011)
3.2	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.2 of our registration statement on Form S-1 filed with the Securities and Exchange Commissioner on February 3, 2011)
3.3	Bylaws (incorporated by reference to Exhibit 3.3 of our registration statement on Form S-1 filed with the Securities and Exchange Commissioner on February 3, 2011)
3.4	Certificate of Withdrawal of Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.4 of our registration statement on Form 10-12G filed with the Securities and Exchange Commissioner on July 11, 2013)
4.1	Specimen Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of our registration statement on Form S-1 filed with the Securities and Exchange Commissioner on February 3, 2011)
4.2	Equity Purchase Agreement with Kodiak Capital Group, LLC, a Delaware limited liability company, dated March 1, 2015 (incorporated by reference to Exhibit 4.2 of our registration statement on Form 10-12G filed with the Securities and Exchange Commissioner on September 4, 2015)
4.3	Registration Rights Agreement with Kodiak Capital Group, LLC, a Delaware limited liability company, dated March 1, 2015 (incorporated by reference to Exhibit 4.3 of our registration statement on Form 10-12G filed with the Securities and Exchange Commissioner on September 4, 2015)
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 of our Form 10-Q filed with the Securities and Exchange Commissioner on January 19, 2016)
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNY AUCTION SOLUTIONS, INC.

Date: April 14, 2016	/s/ Michael Holt
Michael Holt, Chief Executive Officer
(Principal Executive Officer)

Date: April 14, 2016	/s/ Bob van Leyen
Bob van Leyen, Chief Financial Officer
(Principal Financial Officer)

